Form 10QSB
period 1996-03-31
BUTTERFLY TECHNOLOGY INC
filed 1997-01-23
CIK 1003116

[DOCUMENT-COUNT]     1
[SROS]     NONE

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1996

Commission File Number   33-98694-NY


                  BUTTERFLY TECHNOLOGY, INC.
(Name of Small Business Issuer as Specified in Its Charter)

  Nevada                                 11-3276768

(State or Other Jurisdiction of         (IRS Employer
Incorporation or Organization)         Identification No.)


       63 Wall Street, Suite 1801, New York, NY  10005
          (Address of Principal Executive Offices)

                       (212) 344-1600
          (Issuer's Telephone Number, Including Area Code)


(Former Name, Former Address and Former Fiscal Year, if Changed
     Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No

The number of shares outstanding of the issuer's common stock, as of March 31, 1996 was: 16,500

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         March 31, 1996






                              INDEX




                                                            PAGE

PART I - FINANCIAL INFORMATION                              3

 Item I - FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet -
      March 31, 1996 and December 31, 1995                  4

     Statements of Operations
      Three Months Ended March 31, 1996                     5

     Statements of Cash Flows
      Three Months Ended March 31, 1996                     6

     Notes to Financial Statements                          7

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
     AND PLAN OF OPERATION                                 15

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996





                             PART I

                      FINANCIAL INFORMATION




Item 1.  Financial Statements

                   BUTTERFLY TECHNOLOGY, INC.
                  (a Development Stage Company)

                     UNAUDITED BALANCE SHEET

            FOR THE THREE MONTHS ENDED MARCH 31, 1996

                THE YEAR ENDED DECEMBER 31, 1995

ASSETS
                             March 31,     December 31,
                               1996            1995
Current Assets

 Cash                      $  4,094         $  9,617
 Accounts Receivable          2,125         $  2,125

Total Current Assets       $  6,219         $ 11,742

Other Assets

 Deferred Offering
  Costs                    $ 19,075         $ 19,030
 Organization Costs        $    350         $    350

                           $ 19,425         $ 19,380

 Total Assets              $ 25,644         $ 31,122

              Liabilities and Stockholders' Equity

Current Liabilities

 Accounts Payable          $  3,644         $  9,122

 Total Liabilities         $  3,644         $  9,122

Stockholders' Equity

 Authorized 20,000,000
  shares common stock at
  $.001 par value;
  issued and outstanding
  16,500 shares at $1.33
  per share                $     17         $     17
Additional Paid-in
 Capital                   $ 21,983         $ 21,983

                           $ 22,000         $ 22,000
Total Liabilities and
 Stockholders' Equity      $ 25,644         $ 31,122
BUTTERFLY TECHNOLOGY, INC.
                  (a Development Stage Company)

                     STATEMENT OF OPERATIONS

                           (UNAUDITED)

            FOR THE THREE MONTHS ENDED MARCH 31, 1996








Income from
 Operations                          $   -0-

Costs and Offering
 Expenses                            $   -0-

Net Income                           $   -0-

Net Loss                             $   -0-

                        BUTTERFLY TECHNOLOGY, INC.
                       (a Development Stage Company)

                          STATEMENT OF CASH FLOWS

                                (UNAUDITED)

                 FOR THE THREE MONTHS ENDED MARCH 31, 1996




Cash Flows from  Operations          $   -0-

Cash Flows from Investing
 Activities                          $   -0-

Changes in Assets and
 Liabilities:
  Deferred Offering Costs            $   (45)
  Accounts Payable                   $(5,478)


Net Decrease in Cash                 $ (5,523)

Cash, Beginning of Period            $  9,617

Cash, End of Period                  $  4,094


                   BUTTERFLY TECHNOLOGY, INC.
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS
        FOR THE PERIOD JANUARY 1, 1996 TO MARCH 31, 1996


1.ORGANIZATION OF THE COMPANY

The Company was incorporated in Nevada on June 13, 1995. Subsequent to incorporation, it issued and sold 16,500 shares of common stock on June 16, 1996. The Shares were sold for $1.33 per share. The total amount of cash received by the Company from the sale of those securities was $22,000. On February 5, 1996, the Company's initial public offering was declared effective by the Securities and Exchange Commission. Pursuant to this offering, 10,000 shares of common stock were offered at $5.00 per share on a "best efforts, all or nothing basis." This offering closed on August 5, 1996.

The Company's business is to seek potential business ventures which in the opinion of management will provide a profit to the Company. Such involvement can be in the terms of the acquisition of existing businesses and/or the acquisition of assets to establish businesses for the Company. Present management of the Company does not expect to become involved as management in the aforementioned businesses and will hire presently unknown and unidentified individuals as management for the aforementioned businesses.

The Company's only activities to date have been the acquisition of funds from the sale of its Common Stock to its officers, directors, and other investors, and its initial public offering.

As a result of its limited resources, the Company will, in all likelihood, have the ability to effect only a single Business
Combination. Accordingly, the Prospects for the Company's success will be entirely dependent upon the future performance of a single business.

The Company's directors and officers are or may become, in their individual capacities officers, directors, controlling shareholders in a variety of businesses including other "blank check" companies. There exists potential conflicts of interest including, among other things, time, effort and corporate opportunity involved in participation with other business entities.

The Company's fiscal year-end is December 31st.
BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996



2. SIGNIFICANT ACCOUNTING POLICIES

Organization costs

Organization costs will be amortized on a straight line basis over a five year period from the Commencement of Operations.


Deferred Offering Costs

All costs incurred by the Company in connection with the initial public offering were charged to additional paid-in-capital upon the successful completion of the offering.

Interim Financial Statements

In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary, consisting of normal recurring adjustments, to present fairly the Company's financial position at March 31, 1996, and the results of operations and cash flows for three month period ending March 31, 1996. Results for this period are not necessarily indicative of the results to be expected for the entire fiscal year.

3. LEASES

The Company has no oral or written leases or freeholds of any kind on any physical plant. The Company presently uses the offices of Schonfeld & Weinstein, LLP, at 63 Wall Street, New York, New York 10005 the attorney for the Company and one of its shareholders at no cost. Such arrangement is expected to continue after completion of this offering.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996

4.   TAXES

The Company is subject to New York State minimum franchise tax and New York City minimum corporation taxes for the year ended December 31, 1996. A provision has been made in the accompanying financial statements.

5.  RULE 419 REQUIREMENTS

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and dealer allowances issued be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities," respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the Company submits a signed representation to the Escrow Agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the Escrow Agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996

Accordingly, the Company has entered into an escrow agreement with Atlantic Liberty Savings (the "Escrow Agent") which provides that:

     (1) The net proceeds are to be deposited into an escrow account maintained by The Trust Company of New
York promptly upon receipt. The deposited proceeds and interest or dividends thereon, if any, are to be held for the sole benefit of the investors and can only be invested in bank deposits, in money market mutual funds or federal government securities or securities for which the principal or interest is guaranteed by the federal government.

     (2) All securities issued in connection with the offering and any other securities issued with respect to such securities, including securities issued with respect to stock splits, stock dividends or similar rights are to be deposited directly into the Escrow
Account promptly upon issuance (the "Deposited
Securities") and the identity of the investors are to be included on the stock certificates or other documents evidencing the Securities. The Deposited Securities held in the escrow account are to remain as issued and are to be held for the sole benefit of the investors' who retain the voting rights, if any, with respect to the securities held in their names. The Deposited Securities held in the Escrow Account may not be transferred, disposed of nor any interest created therein other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 or Table 1 of the Employee
Retirement Income Security Act.

     (3) Warrants, convertible securities or other derivative securities relating to securities held in the Escrow Account may be exercised or converted in accordance with their terms; provided that, however, the securities received upon exercise or conversion together with any cash or other consideration paid in connection with the exercise or conversion are to be promptly deposited into the Escrow Account.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996


Prescribed Acquisition Criteria

     Rule 419 requires that before the Deposited Funds and the Deposited Securities can be released, the Company must first execute an agreement to acquire an acquisition candidate(s) meeting certain specified criteria. The agreement(s) must provide for the acquisition(s) of a business(es) or assets for which the fair value of the business represents at least 80% of the maximum offering proceeds. For purposes of the offering, the fair value of the business(es) or assets to be acquired must be at least $40,000.


Post-Effective Amendment

     Once the agreement(s) governing the acquisition(s) of a business(es) meeting the above criteria has been executed, Rule 419 requires the Company to update the registration statement with a post-effective amendment. The post-effective amendment must contain information about: the proposed acquisition candidate(s) and its business(es), including audited financial statements; the results of this offering; and, the use of the funds disbursed from the Escrow Account. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996

Reconfirmation Offering

     The reconfirmation offer must commence after the effective date of the post-effective amendment. Pursuant to Rule 419, the terms of the reconfirmation offer must include the following conditions;

     (1) The prospectus contained in the post-effective amendment will be sent to each investor whose securities are held in the Escrow Account within 5 business days after the effective date of the post-effective amendment.


     (2) Each investor will have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to notify the Company in writing that the investor elects to remain an investor.

     (3) If the Company does not receive written notification from any investor within 45 business days following the effective date, the pro rata portion of the Deposited Funds (and any related interest or dividends) held in the Escrow Account on such investor's behalf will be returned to the investor within 5 business days by first class mail or other equally prompt means.

     (4) The acquisition(s) will be consummated only if a minimum number of investors representing 80% of the maximum offering proceeds ($40,000) elect to reconfirm their investment.

     (5) If a consummated acquisition (s) has not occurred by August 5, 1997, the Deposited Funds held in the Escrow Account shall be returned to all investors on a pro rata basis within 5 business days by first class mail or other equally prompt means.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996



Release of Deposited Securities and Deposited Funds


     The Deposited Funds and Deposited Securities may be released to the Company and the investors, respectively, after:

     (1) The Escrow Agent has received a signed representation from the Company and any other evidence acceptable by the Escrow Agent that:

          (a) The Company has executed an agreement for the acquisition (s) of a Business (es) for which the par value of the business represents at least 80% of the maximum offering proceeds and has filed the required post-effective amendment;

          (b) The post-effective amendment has been declared effective, that the mandated reconfirmation offer having the conditions prescribed by Rule 419 has been completed and that the Company has satisfied all of the prescribed conditions of the reconfirmation offer.

     (2) The acquisition(s) of the business(es) with the fair value of at least 80% of the maximum proceeds is consummated.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996


6.  ADDITIONAL INFORMATION

The Board of Directors passed a resolution in June 1995 authorizing the Management of the Company to initiate steps to make a public offering of the Company's securities, in order to raise additional capital of $50,000.00. Management was granted authority to file an SB-2 Registration Statement with the Securities and Exchange Commission and to register the securities in any state jurisdictions that Management felt was required and appropriate.

It was furthermore resolved that the public offering would consist of 10,000 shares of common stock to be offered at $5.00 per share on a "best efforts all or nothing basis." This offering was completely sold, and closed on August 5, 1996.

                 BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996



Item 2.  Management's Discussion and Analysis and Plan of Operation



     The Company does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing Business Combinations will be paid with money in the Company's treasury, and not with proceeds received from the Company's initial public offering.

     The Company may seek a Business Combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional
capital.   A Business Combination may involve the acquisition of,
or merger with, a Company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.


     The Company will not acquire a Target Business unless the fair value of the Target Business represents 80% of the maximum offering proceeds (including funds to be received upon exercise of the Warrants, the sale of the Secondary Securities and the exercise of the Warrants contained therein) (the "Fair Market Value Test.") To determine the fair market value of a Target Business, the Company's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential Target Business. If the Company determines that the financial statements of a proposed Target Business does not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm (which is a member of National Association of Securities Dealers, Inc., (the "NASD") with respect to the satisfaction of such criteria.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996


Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over the Company (to avoid tax consequences or to have complete authority to manage the business) will almost assure that the Company will combine with just one target business. Management also anticipates that upon consummation of a Business Combination, there will be a change in control in the Company which will most likely result in the resignation or removal of the Company's present officers and directors.

None of the Company's officers or directors have had any preliminary contact or discussions with any representative of any other entity regarding a Business Combination. Accordingly, any Target Business that is selected may be a financially unstable Company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), the Company will become subjected to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, the Company may affect a Business Combination with an entity in an industry characterized by a high level of risk, and although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that the Company will properly ascertain or assess all significant risks.

     Management anticipates that it may be able to effect only one potential Business Combination, due primarily to the Company's limited financing. As a result, the Company will not be able to offset potential losses from one venture against gains from another.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996


     The Company anticipates that the selection of a Business Combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available Business Combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The analysis of Business Combinations will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective Business Combinations which may be brought to its attention through present associations. In analyzing prospective Business Combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996


     Since the Company will be subject to Section 13 or 15 (d) of the Securities Exchange Act of 1934, it will be required to furnish certain information about significant acquisitions, including audited financial statements for the Company(s) acquired, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. In the event the Company's obligation to file periodic reports is suspended under Section 15(d), the Company intends on voluntarily filing such reports.

     It may be anticipated that any Business Combination will present certain risks. Many of these risks cannot be adequately identified prior to selection, and investors herein must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the potential combinations available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activity prior to the Company's merger or acquisition, and there is a risk, even after the consummation of such Business Combinations and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the Combinations may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.

     Investors should note that any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders, including purchasers in this offering. On the consummation of a Business Combination, the Target Business will have significantly more assets than the Company; therefore, management plans to offer a controlling interest in the Company to the Target Business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it

BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996


desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 3% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders. Management of the Company may choose to avail the Company of these provisions. In addition, a majority of all of the Company's directors and officers may, as part of the terms of the acquisition transaction, resign as directors and officers.

     Management will not actively negotiate or otherwise consent to the purchase of any portion of their Common Stock as a condition to or in connection with a proposed Business Combination unless such a purchase is requested by a Target Company as a condition to a merger or acquisition. The officers and directors of the Company who own Common Stock have agreed to comply with this provision which is based on a written agreement among management. Management is unaware of any circumstances under which such policy through their own initiative may be changed.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws.
In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

     As a part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                         MARCH 31, 1996


     The manner of the Business Combination will depend on the nature of the Target Business, the respective needs and desires of the Company and other parties, the management of the Target
Business opportunity, and the relative negotiating strength of the Company and such other management.

     The Company has no present policy as to whether the Company may acquire or merge with a business in which the Company's management, promoters, their affiliates or associates have a direct or indirect ownership interest. The Company also lacks a policy with regard to related party transactions in general. The Company's officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business ventures with respect to the Company. The Company will evaluate all possible Business Combinations brought to it. If at any time a Business Combination is brought to the Company by any of the Company's promoters, management, or their affiliates or associates, disclosure as to this fact will be included in the post-effective amendment, thereby allowing the public investors the opportunity to fully evaluate the Business Combination.

     The Company has adopted a policy that it will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees. In the event there is a finder's fee, it will be paid at the direction of the successor management after a change in management control resulting from a Business Combination. The Company's policy regarding finder's fees is based on a written agreement among management. Management is unaware of any circumstances under which such policy through their own initiative may be changed.

     The Company does not intend to advertise or promote the Company. Instead, the Company's management will actively search for potential Target Businesses. In the event management decides to advertise (in the form of an ad in a legal publication) to attract a Target Business, the cost of such advertising will be assumed by management.


     The Company is a blank check company. It has no business of its own, but instead is attempting to engage in a business combination through the acquisition of a target company. The Company has no current cash requirements, save for the printing and filing of reports with the Securities and Exchange Commission. The Company does not intend to raise any additional monies within the next twelve months.





SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               BUTTERFLY TECHNOLOGY, INC.


              By:
               Oleg Lagutenko
               _________________________
               Oleg Lagutenko, President




Dated: 1/17/97 Oleg Lagutenko
               ___________________________________
               Oleg Lagutenko, President, Director


Dated:1/17/97  Melvyn S. Aronoff
               _____________________________________
               Melvyn S. Aronoff, Secretary, Director