Form 10QSB
period 1996-06-30
BUTTERFLY TECHNOLOGY INC
filed 1997-01-23
CIK 1003116

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1996

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

Yes  x     No

The number of shares outstanding of the issuer's common stock, as of June 30, 1996 was: 16,500

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          June 30, 1996






                              INDEX




                                                            PAGE

PART I - FINANCIAL INFORMATION                              3

 Item I - FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet -
      June 30, 1996 and December 31, 1995                   4

     Statements of Operations
      Three Months Ended June 30, 1996                      5

     Statements of Cash Flows
      Three Months Ended June 30, 1996                      6

     Notes to Financial Statements                          7

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
     AND PLAN OF OPERATION                                 15

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996





                             PART I

                      FINANCIAL INFORMATION




Item 1.  Financial Statements

                  BUTTERFLY TECHNOLOGY, INC.
                  (a Development Stage Company)

                     UNAUDITED BALANCE SHEET

            FOR THE THREE MONTHS ENDED JUNE 30, 1996

                THE YEAR ENDED DECEMBER 31, 1995

ASSETS
                             June 30,      December 31,
                               1996            1995
Current Assets

 Cash                      $  3,377         $  9,617
 Accounts Receivable          2,140         $  2,125

Total Current Assets       $  5,517         $ 11,742

Other Assets

 Deferred Offering
  Costs                    $ 19,120         $ 19,030
 Organization Costs        $    350         $    350

                           $ 19,470         $ 19,380

 Total Assets              $ 24,987         $ 31,122

              Liabilities and Stockholders' Equity

Current Liabilities

 Accounts Payable          $  2,987         $  9,122

 Total Liabilities         $  2,987         $  9,122

Stockholders' Equity

 Authorized 20,000,000
  shares common stock at
  $.001 par value;
  issued and outstanding
  16,500 shares at $1.33
  per share                $     17         $     17
Additional Paid-in
 Capital                   $ 21,983         $ 21,983

                           $ 22,000         $ 22,000
Total Liabilities and
 Stockholders' Equity      $ 24,987         $ 31,122
BUTTERFLY TECHNOLOGY, INC.
                  (a Development Stage Company)

                     STATEMENT OF OPERATIONS

                           (UNAUDITED)

            FOR THE THREE MONTHS ENDED JUNE 30, 1996








Income from
 Operations                          $   -0-

Costs and Offering
 Expenses                            $   -0-

Net Income                           $   -0-

Net Loss                             $   -0-

                        BUTTERFLY TECHNOLOGY, INC.
                       (a Development Stage Company)

                          STATEMENT OF CASH FLOWS

                                (UNAUDITED)

                 FOR THE THREE MONTHS ENDED JUNE 30, 1996




Cash Flows from  Operations          $   -0-

Cash Flows from Investing
 Activities                          $   -0-

Changes in Assets and
 Liabilities:
  Accounts Receivable                $   (15)
  Deferred Offering Costs            $   (90)
  Accounts Payable                   $(6,135)


Net Decrease in Cash                 $(6,240)

Cash, Beginning of Period            $ 9,617

Cash, End of Period                  $ 3,377


                   BUTTERFLY TECHNOLOGY, INC.
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS
         FOR THE PERIOD JANUARY 1, 1996 TO JUNE 30, 1996


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

The Company's fiscal year-end is December 31st.
BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996



2. SIGNIFICANT ACCOUNTING POLICIES

Organization costs

Organization costs will be amortized on a straight line basis over a five year period from the Commencement of Operations.


Deferred Offering Costs

All costs incurred by the Company in connection with the initial public offering were charged to additional paid-in-capital upon the successful completion of the offering.

Interim Financial Statements

In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary, consisting of normal recurring adjustments, to present fairly the Company's financial position at June 30, 1996, and the results of operations and cash flows for three month period ending June 30, 1996. Results for this period are not necessarily indicative of the results to be expected for the entire fiscal year.

3. LEASES

The Company has no oral or written leases or freeholds of any kind on any physical plant. The Company presently uses the offices of Schonfeld & Weinstein, LLP, at 63 Wall Street, New York, New York 10005 the attorney for the Company and one of its shareholders at no cost. Such arrangement is expected to continue after completion of this offering.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996

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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996

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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996


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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996

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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996



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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996


6.  ADDITIONAL INFORMATION

The Board of Directors passed a resolution in June, 1995 authorizing the Management of the Company to initiate steps to make a public offering of the Company's securities, in order to raise additional capital of $50,000.00. Management was granted authority to file an SB-2 Registration Statement with the Securities and Exchange Commission and to register the securities in any state jurisdictions that Management felt was required and appropriate.

It was furthermore resolved that the public offering would consist of 10,000 shares of common stock to be offered at $5.00 per share on a "best efforts all or nothing basis." This offering was completely sold, and closed on August 5, 1996.

                 BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996



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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996


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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996


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

BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996


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

BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996


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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                          JUNE 30, 1996


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


               BUTTERFLY TECHNOLOGY, INC.


              By: Oleg Lagutenko
                 ______________________
               Oleg Lagutenko, President




Dated: January 23, 1997

               Oleg Lagutenko
               __________________________________
               Oleg Lagutenko, President, Director


Dated:  January 23, 1997

               Melvyn S. Aronoff
               _____________________________________
               Melvyn S. Aronoff, Secretary, Director