Form 10QSB
period 1996-09-30
BUTTERFLY TECHNOLOGY INC
filed 1997-01-23
CIK 1003116

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1996

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

Yes  x     No

The number of shares outstanding of the issuer's common stock, as of September 30, 1996 was: 16,500

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       September 30, 1996






                              INDEX




                                                            PAGE

PART I - FINANCIAL INFORMATION                              3

 Item I - FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheets -
      September 30, 1996 and December 31, 1995              4

     Statements of Operations
      Three Months Ended September 30, 1996                 5

     Statements of Cash Flows
      Three Months Ended September 30, 1996                 6

     Notes to Financial Statements                          7

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
     AND PLAN OF OPERATION                                 15

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996





                             PART I

                      FINANCIAL INFORMATION




Item 1.  Financial Statements

                  BUTTERFLY TECHNOLOGY, INC.
                  (a Development Stage Company)

                     UNAUDITED BALANCE SHEET

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                THE YEAR ENDED DECEMBER 31, 1995


ASSETS

                           September 30,   December 31,
                               1996            1995
Current Assets

 Cash                      $  5,457         $  9,617
 Accounts Receivable                        $  2,125

Total Current Assets       $  5,457         $ 11,742

Other Assets

 Deferred Offering
  Costs                    $ 19,165         $ 19,030
 Organization Costs        $    350         $    350

                           $ 19,515         $ 19,380

 Total Assets              $ 24,972         $ 31,122

              Liabilities and Stockholders' Equity

Current Liabilities

 Accounts Payable          $  2,972         $  9,122

 Total Liabilities         $  2,972         $  9,122

Stockholders' Equity

 Authorized 20,000,000
  shares common stock at
  $.001 par value;
  issued and outstanding
  16,500 shares at $1.33
  per share                $     17         $     17
Additional Paid-in
 Capital                   $ 21,983         $ 21,983

Total Liabilities and
 Stockholders' Equity      $ 24,972         $ 31,122
BUTTERFLY TECHNOLOGY, INC.
                  (a Development Stage Company)

                     STATEMENT OF OPERATIONS

                           (UNAUDITED)

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996








Income from
 Operations                          $   -0-

Costs and Offering
 Expenses                            $   -0-

Net Income                           $   -0-

Net Loss                             $   -0-

                        BUTTERFLY TECHNOLOGY, INC.
                       (a Development Stage Company)

                          STATEMENT OF CASH FLOWS

                                (UNAUDITED)

               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996




Cash Flows from  Operations          $   -0-

Cash Flows from Stock Offerings      $   -0-

Changes in Assets and
 Liabilities:
  Deferred Offering Costs            $   (45)
  Accounts Payable                   $  (657)


Net Decrease in Cash                 $ (6,240)

Cash, Beginning of Period            $  4,094

Cash, End of Period                  $  3,377


                   BUTTERFLY TECHNOLOGY, INC.
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS
      FOR THE PERIOD JANUARY 1, 1996 TO SEPTEMBER 30, 1996


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

The Company's fiscal year-end is December 31st.
BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996



2. SIGNIFICANT ACCOUNTING POLICIES

Organization costs

Organization costs will be amortized on a straight line basis over a five year period from the Commencement of Operations.


Deferred Offering Costs

All costs incurred by the Company in connection with the initial public offering were charged to additional paid-in-capital upon the successful completion of the offering.

Interim Financial Statements

In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary, consisting of normal recurring adjustments, to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, and the results of operations and cash flows for three month period ending September 30, 1996. Results for this periods are not necessarily indicative of the results to be expected for the entire fiscal year.

3. LEASES

The Company has no oral or written leases or freeholds of any kind on any physical plant. The Company presently uses the offices of Schonfeld & Weinstein, LLP, at 63 Wall Street, New York, New York 10005 the attorney for the Company and one of its shareholders at no cost. Such arrangement is expected to continue after completion of this offering.

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996

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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996

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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996


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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996

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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996



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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996


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

                 BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996



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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996


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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996


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

     The analysis of Business Combinations will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective Business Combinations which may be brought to its attention through present associations. In analyzing prospective Business Combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996


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

BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996


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

                  BUTTERFLY TECHNOLOGY, INC.
                           FORM 10-QSB
                       SEPTEMBER 30, 1996


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


               BUTTERFLY TECHNOLOGY, INC.


              By:   Oleg Lagutenko


               Oleg Lagutenko, President




Dated:  January 23, 1997

          Oleg Lagutenko

          Oleg Lagutenko, President, Director


Dated:  January 23, 1997

          Melvyn S. Aronoff

          Melvyn S. Aronoff, Secretary, Director