Form 10QSB/A
period 1996-03-31
BUTTERFLY TECHNOLOGY INC
filed 1997-02-26
CIK 1003116

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

AMENDMENT NO. 1 TO

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

The purpose of this Amendment is to add a Financial Data Schedule.
      BUTTERFLY TECHNOLOGY, INC.
FORM 10-QSB
March 31, 1996






INDEX


Item 6.  Exhibits and Reports on Form 8-K
               Financial Data Schedule
      Item 6. Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               BUTTERFLY TECHNOLOGY, INC.


              By:
               Oleg Lagutenko, President




Dated:
               Oleg Lagutenko, President, Director


Dated:
               Melvyn S. Aronoff, Secretary, Director